Form 10-K
period 2006-12-31
GSAMP Trust 2006-NC1
filed 2007-03-30
CIK 1353840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2006
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________ to _____________
333-127620-22
(Commission file number of Issuing Entity)
GSAMP Trust 2006-NC1
(Exact name of Issuing Entity)
GS Mortgage Securities Corp.
(Exact Name of Depositor as Specified in its Charter)
CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
(Exact Name of Sponsor as Specified in its Charter)
04-3847086, 04-3851672, 04-3851673, 04-3851674, 04-3851675, 04-3851676, 04-3851677, 04-
3851678, 04-3851679
(I.R.S. Employer Identification No.)
c/o U.S. Bank National Association
60 Livingston Avenue
New York
St. Paul, MN
(State or Other Jurisdiction (Address of Principal Executive Offices
of Issuing Entity) of Issuing Entity)
651-495-3847
55107
(Telephone Number, (Zip Code of Issuing Entity)
Including Area Code
of Issuing Entity)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
[ Yes] [X No]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ Yes] [X No]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X Yes] [ No]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not Applicable.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes] [X No]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
Documents incorporated by reference:
None
PART I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors.
Not Applicable.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Not Applicable.
Item 3. Legal Proceedings.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.
Not Applicable.
Item 6. Selected Financial Data.
Not Applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Not Applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.
Item 8. Financial Statements and Supplementary Data.
Not Applicable.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
Not Applicable.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Not Applicable.
Item 11. Executive Compensation.
Not Applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.
Not Applicable.
Item 13. Certain Relationships, Related Transactions, and Director Independence.
Not Applicable.
Item 14. Principal Accounting Fees and Services.
Not Applicable.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL
INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
No single obligor represents 10% or more of the pool assets held by the issuing entity.
Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial
Information
None.
Item 1117 of Regulation AB. Legal Proceedings.
Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th Announcement"), on March 27,
2007, New Century announced that it had signed consent agreements with the State of Idaho's Department of
Finance, the State of Iowa's Superintendent of Banking, the State of Michigan's Office of Financial and
Insurance Services and the State of Wyoming's Banking Commissioner (the "March 27th Consent Agreements").
Although New Century has signed the March 27th Consent Agreements and expects to comply with their terms,
New Century has not yet received counterpart signatures from the respective states and accordingly such
March 27th Consent Agreements may not be binding on the respective states. The March 27th Consent
Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. The March 27th Consent
Agreements restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction.
In addition, according to the March 28th Announcement, the March 27th Consent Agreements also compel New Century's subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any up front fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.
According to the March 28th Announcement, New Century anticipates that cease and desist orders will continue to be received by New Century and its subsidiaries from additional states in the future and that
New Century and its subsidiaries may enter into additional consent agreements similar to the consent agreements already entered into by New Century. New Century stated that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.
Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd Announcement"), New Century has
received cease and desist orders from several states and entered into consent agreements with several states
(the "Previous Orders and Consent Agreements"). On March 20, 2007, certain of New Century's subsidiaries entered into a consent agreement with the State of Maine's Office of Consumer Credit Regulation, respectively
(the "March 20 Consent Agreement").
According to the March 22nd Announcement, consistent with the Previous Orders and Consent
Agreements, the March 20 Consent Agreement contains allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement seeks to restrain New Century's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 20
Consent Agreement also seeks to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.
Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th Announcement"), on March 16,
2007, New Century received additional cease and desist orders from the State of California (the "California
Orders") and certain of New Century's subsidiaries entered into consent agreements with the State of Florida's
Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements") and together with the California Orders, the "March
16 Orders and Consent Agreements").
According to the March 20th Announcement, consistent with certain other previous consent agreements, the March 16 Orders and Consent Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with certain other previous consent agreements, the March 16 Orders and
Consent Agreements seek to restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. New Century announced that the March 16 Orders and Consent Agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The California Orders become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the California Orders and accordingly have not yet determined whether they will appeal all or any portion of the California Orders.
Pursuant to a Form 8-K filed on March 19, 2007 (the "March 19th Announcement"), New Century
stated that on March 14, 2007 and March 15, 2007, it received additional cease and desist orders from the
States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). New
Century stated that the cease and desist orders contain allegations that certain of New Century's subsidiaries have engaged in violations of applicable state law, including, among other things and failure to fund mortgage loans after a mortgage closing. Additionally, on March 14, 2007, certain of New Century's subsidiaries, entered into a Consent Agreement and Order, dated March 14, 2007, with the Commonwealth of Pennsylvania
Department of Banking, Bureau of Supervision and Enforcement (the "Consent Agreement").
The March 14-15 Orders and the Consent Agreement seek to restrain New Century's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of applicable state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 14-15 Orders and the
Consent Agreement also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.
Certain of the March 14-15 Orders also seek to revoke the licenses of one or more of New Century's subsidiaries or assess administrative penalties.
The March 14-15 Orders generally become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the March 14-15 Orders and accordingly have not yet determined whether they will appeal all or any portion of the March 14-15 Orders.
According to the March 19th Announcement, on March 14, 2007, in connection with a civil action filed against New Century and certain of its subsidiaries in an Ohio state court (the "Ohio Complaint") by the
Attorney General of Ohio and the Ohio Division of Commerce, Division of Financial Institutions, such Ohio state court issued a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against New Century (as modified, the "Ohio TRO"). New Century stated that the Ohio Complaint and the Ohio
TRO contain allegations that New Century has engaged in violations of applicable Ohio state law, including, among other things, failure to fund mortgage loans after closing. New Century stated that the Ohio TRO restrains New Century from taking certain actions, including, among other things, (i) engaging in violations of
Ohio state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii)
initiating, prosecuting or enforcing foreclosure actions in Ohio. New Century announced that the Ohio TRO also requires New Century to confer with the Ohio Attorney General and Division of Commerce by March 22, 2007
regarding the treatment of Ohio loans that are more than 60 days delinquent and are held for sale. New
Century stated that the restraints imposed by the Ohio TRO could further harm New Century's business. In addition, New Century announced that it is reviewing the Ohio Complaint and the Ohio TRO and accordingly has not yet determined whether it will appeal all or any portion of the Ohio TRO. Subject to its funding limitations, New Century stated that it intends to comply with the Ohio TRO pending any appeal.
According to the March 19th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.
Pursuant to a Form 8-K filed on March 14, 2007 (the "March 14th Announcement"), New Century has
been engaged in recent ongoing discussions with its state regulators regarding New Century's funding constraints and the impact on consumers who are in various stages of the loan origination process with New
Century. New Century stated that it has advised these regulators that it has ceased accepting loan applications and that as of March 14, 2007, New Century and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with New
Century.
According to the March 14th Announcement, on March 13, 2007, New Century and certain of its subsidiaries received cease and desist orders from regulators in the States of Massachusetts, New Hampshire,
New Jersey and New York. New Century stated that the cease and desist orders contain allegations that certain of New Century's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after a mortgage closing, failure to meet certain financial requirements, including net worth and available liquidity, and failure to timely notify the state regulators of defaults and terminations under certain of its financing arrangements.
According to the March 14th Announcement, the cease and desist orders seek to restrain the subsidiaries from taking certain actions, including, among others, engaging in further violations of state law, taking new applications for mortgage loans in the relevant jurisdiction, and paying dividends or bonuses to officers, directors or shareholders of the applicable subsidiaries. In addition, the cease and desist orders also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Furthermore, certain of the cease and desist orders also require one or more of the subsidiaries to show cause why their license should not be revoked or why administrative penalties should not be assessed.
According to the March 14th Announcement, the cease and desist orders generally become permanent if not promptly appealed by the applicable subsidiaries. New Century stated that it is reviewing these orders and accordingly has not yet determined whether it will appeal all or any portion of any of the orders. New Century announced that, subject to its funding limitations, it intends to comply with the orders pending any such appeal.
According to the March 14th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.
Pursuant to a Form 8-K filed on March 13, 2007 (the "March 13th Announcement"), by New Century,
New Century received a letter from the staff of the Pacific Regional Office of the Securities Exchange
Commission ("SEC") on March 12, 2007, stating that the staff was conducting a preliminary investigation involving New Century and requesting production of certain documents. In addition, New Century stated that the staff of the SEC had also previously requested a meeting with New Century to discuss the events leading up to the announcement of the restatements and New Century intends to comply with the SEC's request.
In addition, New Century stated in the March 13th Announcement that, on February 28, 2007, New
Century received a letter from the United States Attorney's Office for the Central District of California ("U.S.
Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in New Century's securities, as well as accounting errors regarding New Century's allowance for repurchase losses. New Century also stated that it has subsequently received a grand jury subpoena requesting production of certain documents. New Century stated that it intends to cooperate with the requests of the U.S. Attorney's Office.
Pursuant to a Form 12b-25 filed on March 2, 2007 (the "March 2nd Announcement") by New Century,
New Century stated that it had previously reported that it had been served with a complaint for a purported securities class action and was aware of nine additional purported class action lawsuits that had been filed against it and certain of its officers and directors alleging certain violations of federal securities laws.
New Century also stated that since that time, it has become aware of four related derivative complaints against certain of its directors and officers, making essentially the same allegations as the federal securities cases relating to New Century's restatements. New Century stated that it believes that the derivative cases have been or will be filed in Orange County Superior Court, and that it anticipates that similar actions may be filed in the future.
Credit-Based Asset Servicing And Securitization LLC made representations and warranties to GSAMP
Trust 2006-NC1, and if a breach of such representations and warranties occurs, Credit-Based Asset Servicing
And Securitization LLC will be obligated to repurchase such mortgage loans from GSAMP Trust 2006-NC1.
The registrant knows of no other material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
None, except as disclosed in the prospectus.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
a)
See Exhibits 33.1 through 33.3 and Exhibits 34.1 through 34.3.
b)
The assessment of compliance of Litton Loan Servicing LP ("Litton") has disclosed material noncompliance with criteria 1122(d)(2)(vii)(D) and 1122(d)(4)(ix). Certain investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations. The sum of the reconciling items for those eleven reconciliations was $216,950.
Also, among a sample of sixty-five adjustable rate mortgages there were two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrowers note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.
Item 1123 of Regulation AB. Servicer Compliance Statement.
See Exhibit 35.1.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1) Not Applicable.
(2) Not Applicable.
(3) Exhibit 4.1 Pooling and Servicing Agreement, dated as of February 1, 2006, by and among GS
Mortgage Securities Corp., as depositor, Litton Loan Servicing LP, as servicer, Credit-Based Asset
Servicing and Securitization LLC, as seller, and U.S. Bank National Association, as trustee (Filed as
Exhibit 4 to Form 8-K/A on May 16, 2006, and incorporated by reference herein.)
Exhibit 10.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2006, by and between GS
Mortgage Securities Corp., as purchaser, and Credit-Based Asset Servicing and Securitization LLC, as
seller (Filed as Exhibit 10.1 to Form 8-K/A on May 16, 2006, and incorporated by reference herein.)
Exhibit 10.2 ISDA Master Agreement, dated as of February 28, 2006, by and between Barclays Bank PLC, as swap provider, and U.S. Bank National Association, as trustee (Filed as Exhibit 10.2 to Form 8-K/A on May 16, 2006, and incorporated by reference herein.)
Exhibit 10.3 Schedule to the Master Agreement, dated as of February 28, 2006, by and between Barclays
Bank PLC, as swap provider, and U.S. Bank National Association, as trustee (Filed as Exhibit 10.3 to
Form 8-K/A on May 16, 2006, and incorporated by reference herein.)
Exhibit 10.4 Credit Support Annex, dated as of February 28, 2006, by and between Barclays Bank PLC, as swap provider, and U.S. Bank National Association, as trustee (Filed as Exhibit 10.4 to Form 8-K/A on May 16, 2006, and incorporated by reference herein.)
Exhibit 10.5 Confirmation, dated as of February 28, 2006, by and between Barclays Bank PLC, as swap provider, and U.S. Bank National Association, as trustee (Filed as Ex hibit 10.5 to Form 8-K/A on May
16, 2006, and incorporated by reference herein.)
Exhibit 31 Section 302 Certification.
Exhibit 33.1 Litton Loan Servicing LP, as servicer, Annual Report on Assessment of Compliance With
Regulation AB Servicing Criteria for Year End December 31, 2006.
Exhibit 33.2 U.S. Bank National Association, as trustee, Annual Report on Assessment of Compliance With
Regulation AB Servicing Criteria for Year End December 31, 2006.
Exhibit 33.3 The Bank of New York, as custodian, Annual Report on Assessment of Compliance With
Regulation AB Servicing Criteria for Year End December 31, 2006.
Exhibit 34.1 Attestation Report of Independent Registered Public Accounting Firm for Litton Loan Servicing
LP, as servicer.
Exhibit 34.2 Attestation Report of Independent Registered Public Accounting Firm for U.S. Bank National
Association, as trustee.
Exhibit 34.3 Attestation Report of Independent Registered Public Accounting Firm for The Bank of New York,
as custodian.
Exhibit 35.1 Litton Loan Servicing LP, as servicer, Annual Statement of Compliance for Year End December 31,
2006.
(b) See (a) above.
(c) Not Applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GSAMP Trust 2006-NC1
by: Litton Loan Servicing LP, as Servicer
By (Signature and Title): /s/: Elizabeth Folk
Elizabeth Folk
Senior Vice President and Chief Financial Officer
(senior officer in charge of the servicing function of the servicer)
Date: March 30, 2007
Supplemental information to be furnished with reports filed pursuant to section 15(d) of the Act by
Registrants which have not registered securities pursuant to Section 12 of the Act.
No annual report, proxy statement, form of proxy or other proxy solicitating material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 4.1 Pooling and Servicing Agreement, dated as of February 1, 2006, by and among GS
Mortgage Securities Corp., as depositor, Litton Loan Servicing LP, as servicer, Credit-Based Asset
Servicing and Securitization LLC, as seller, and U.S. Bank National Association, as trustee (Filed as
Exhibit 4 to Form 8-K/A on May 16, 2006, and incorporated by reference herein.)
Exhibit 10.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2006, by and between GS
Mortgage Securities Corp., as purchaser, and Credit-Based Asset Servicing and Securitization LLC, as
seller (Filed as Exhibit 10.1 to Form 8-K/A on May 16, 2006, and incorporated by reference herein.)
Exhibit 10.2 ISDA Master Agreement, dated as of February 28, 2006, by and between Barclays Bank PLC, as swap provider, and U.S. Bank National Association, as trustee (Filed as Exhibit 10.2 to Form 8-K/A on May 16, 2006, and incorporated by reference herein.)
Exhibit 10.3 Schedule to the Master Agreement, dated as of February 28, 2006, by and between Barclays
Bank PLC, as swap provider, and U.S. Bank National Association, as trustee (Filed as Exhibit 10.3 to
Form 8-K/A on May 16, 2006, and incorporated by reference herein.)
Exhibit 10.4 Credit Support Annex, dated as of February 28, 2006, by and between Barclays Bank PLC, as swap provider, and U.S. Bank National Association, as trustee (Filed as Exhibit 10.4 to Form 8-K/A on May 16, 2006, and incorporated by reference herein.)
Exhibit 10.5 Confirmation, dated as of February 28, 2006, by and between Barclays Bank PLC, as swap provider, and U.S. Bank National Association, as trustee (Filed as Ex hibit 10.5 to Form 8-K/A on May
16, 2006, and incorporated by reference herein.)
Exhibit 31 Section 302 Certification.
Exhibit 33.1 Litton Loan Servicing LP, as servicer, Annual Report on Assessment of Compliance With
Regulation AB Servicing Criteria for Year End December 31, 2006.
Exhibit 33.2 U.S. Bank National Association, as trustee, Annual Report on Assessment of Compliance With
Regulation AB Servicing Criteria for Year End December 31, 2006.
Exhibit 33.3 The Bank of New York, as custodian, Annual Report on Assessment of Compliance With
Regulation AB Servicing Criteria for Year End December 31, 2006.
Exhibit 34.1 Attestation Report of Independent Registered Public Accounting Firm for Litton Loan Servicing
LP, as servicer.
Exhibit 34.2 Attestation Report of Independent Registered Public Accounting Firm for U.S. Bank National
Association, as trustee.
Exhibit 34.3 Attestation Report of Independent Registered Public Accounting Firm for The Bank of New York,
as custodian.
Exhibit 35.1 Litton Loan Servicing LP, as servicer, Annual Statement of Compliance for Year End December 31,
2006.
(b) See (a) above.
(c) Not Applicable.